Form 10-Q
period 1996-06-30
RCIP LP
filed 1996-08-13
CIK 1005579

                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1996
                                        -------------

                                 OR

  --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to  ________

         Commission file number     33-80997-01
                                   -------------

                              RCIP, L.P.
       ------------------------------------------------------
       (Exact name of Registrant as specified in its charter)



       DELAWARE                                84-1326719
- -----------------------                   ---------------------
(State of organization)                   (IRS Employer ID No.)

               6430 So. Quebec St., Englewood, CO 80111
    ------------------------------------------------------------
    (Address of principal executive offices, including zip code)



                            (303) 741-3707
        ----------------------------------------------------
        (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No
                                                    ----     ----

                               RCIP, L.P.
                               FORM 10-Q
                                 INDEX

                                                                Page Number
                                                                -----------
         PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited)

                 Balance Sheet as of June 30, 1996                    2
                 Statement of Operations for the Period
                          April 1, 1996 to June 30, 1996              3
                 Statement of Cash Flows for the Period
                          April 1, 1996 to June 30, 1996              4
                 Notes to Financial Statements                        5

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                  6


PART II.         OTHER INFORMATION                                    7

SIGNATURES

                                   RCIP, L.P.
                                  BALANCE SHEET

                                  JUNE 30, 1996
                                   (UNAUDITED)

                                     ASSETS

Cash                                                               $    110
Prepaid expenses and other assets, net                              197,736
                                                                   --------
         Total                                                     $197,846
                                                                   --------
                                                                   --------

                          LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses                              $202,401
Partners' deficit                                                    (4,555)
                                                                   --------
         Total                                                     $197,846
                                                                   --------
                                                                   --------

                              See accompanying notes.

                                     RCIP, L.P.
                              STATEMENT OF OPERATIONS

                      FOR THE PERIOD APRIL 1, 1996 TO JUNE 30, 1996
                                     (UNAUDITED)


Expenses:

         General and administrative                                $    94
         Amortization                                                4,571
                                                                   -------
                 Total Expenses                                    $ 4,665
                                                                   -------
Net Loss                                                           $(4,665)
                                                                   -------
                                                                   -------

                               See accompanying notes.

                                       RCIP, L.P.
                                  STATEMENT OF CASH FLOWS

                        FOR THE PERIOD APRIL 1, 1996 TO JUNE 30, 1996
                                        (UNAUDITED)


Cash Flows From Operating Activities:
  Net loss                                                          $  (4,665)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                                      4,571
     Changes in operating assets and liabilities:
       Prepaid expenses and other assets                             (202,307)
       Accounts payable, accrued expenses, and other
        liabilities                                                   202,401
                                                                    ---------
           Net cash provided by operating activities                        0
                                                                    ---------
Net Change In Cash and Cash Equivalents                                     0
Cash and Cash Equivalents at Beginning of Period                          110
                                                                    ---------
Cash and Cash Equivalents at End of Period                          $     110
                                                                    ---------
                                                                    ---------



                                See accompanying notes.

                                     RCIP, L.P.
                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND PARTNERSHIP AGREEMENT

    RCIP, L.P. was organized on December 20, 1995 as a limited partnership in the state of Delaware. The sole general partner of RCIP, L.P. is ROC Communities, Inc., a Maryland corporation ("ROC"). The sole limited partner is ROCF, Inc., a wholly-owned subsidiary of ROC.

    RCIP, L.P. was formed for the purpose of engaging in any activity serving the business interest of ROC. If ROC proceeds with an offering of unsecured non-convertible debt securities or seeks to effect a purchase of properties on a tax-deferred basis from the sellers of such properties, ROC will contribute substantially all of its assets or beneficial interest therein, subject to liabilities, to RCIP, L.P. and will effect such debt offering or purchase through RCIP, L.P. Thereafter, ROC will conduct substantially all of its business through, and maintain control over, RCIP, L.P. and RCIP, L.P. will not conduct any operations that are independent from those of ROC. RCIP, L.P. has not commenced operations, and holds nominal organizational assets and liabilities.

    Allocations of profits and losses shall be made in proportion to the capital contributions of the partners of RCIP, L.P. Distributions shall be made to the partners of RCIP, L.P. at the time and in the amounts determined by ROC, as the general partner. Distributions shall be allocated in the same proportion as the respective capital account balance at the date of distribution.

    The accompanying financial statements and related notes have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for fair presentation of RCIP, L.P.'s financial position, results of operations, and cash flows have been included. The results of operations for the period presented is not necessarily indicative of the results for a full year.

ITEM 2.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                                        OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

RCIP, L.P. was organized on December 20, 1995 as a limited partnership in the state of Delaware. The sole general partner of RCIP, L.P. is ROC Communities, Inc., a Maryland corporation ("ROC"). The sole limited partner is ROCF, Inc., a wholly-owned subsidiary of ROC. RCIP, L.P. was formed for the purpose of engaging in any activity serving the business interest of ROC. If ROC proceeds with an offering of unsecured non-convertible debt securities or seeks to effect a purchase of properties on a tax-deferred basis from the sellers of such properties, ROC will contribute substantially all of its assets or beneficial interest therein, subject to liabilities, to RCIP, L.P. and will effect such debt offering or purchase through RCIP, L.P. Thereafter, ROC will conduct substantially all of its business through, and maintain control over, RCIP, L.P., and RCIP, L.P. will not conduct any operations that are independent from those of ROC. RCIP, L.P. has not commenced operations, and holds nominal organizational assets and liabilities. There are no comparative results of RCIP, L.P.

PART II. OTHER INFORMATION

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits

      27.  Financial Data Schedules

 (b)  Reports on Form 8-K

      None

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RCIP, L.P.
(Registrant)

By: ROC Communities, Inc., its general partner



By:
    ------------------------------------------
Gary P. McDaniel
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 1996