Form 10-Q
period 1996-09-30
RCIP LP
filed 1996-11-13
CIK 1005579

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---      EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996
                                    ------------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---      EXCHANGE ACT OF 1934

     For the transition period from ________ to  ________

     Commission file number     33-80997-01
                           -------------------

                                   RCIP, L.P.
                                   ----------
             (Exact name of Registrant as specified in its charter)


                    DELAWARE                          84-1326719
            -----------------------              ---------------------
            (State of organization)              (IRS Employer ID No.)



                    6430 So. Quebec St., Englewood, CO 80111
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)



                                 (303) 741-3707
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

                                   RCIP, L.P.
                                    FORM 10-Q
                                      INDEX


                                                                     Page Number
                                                                     -----------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Balance Sheet as of September 30, 1996                          2
          Statement of Operations for the Three Months Ended
               September 30, 1996; the Period April 1, 1996
               to September 30, 1996                                      3
          Statement of Cash Flows for the Period
               April 1, 1996 to September 30, 1996                        4
          Notes to Financial Statements                                   5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             6

PART II.  OTHER INFORMATION                                               7

SIGNATURES

                                   RCIP, L.P.
                                  BALANCE SHEET

                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                     ASSETS

Cash                                                  $    110
Prepaid expenses and other assets, net                 190,671
                                                      --------
     Total                                            $190,781
                                                      --------
                                                      --------

                        LIABILITIES AND PARTNERS' DEFICIT

Due to ROC Communities, Inc.                          $209,176
Partners' deficit                                      (18,395)
                                                      --------
     Total                                            $190,781
                                                      --------
                                                      --------










                             See accompanying notes.

                                   RCIP, L.P.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                 THREE MONTHS ENDED     FOR THE PERIOD APRIL 1, 1996
                                 SEPTEMBER 30, 1996        TO SEPTEMBER 30, 1996
                                 ------------------     ----------------------------
Expenses:

     General and administrative       $     43                     $    137
     Amortization                       13,797                       18,368
                                      --------                     --------

          Total Expenses              $ 13,840                     $ 18,505
                                      --------                     --------

Net Loss                              $(13,840)                    $(18,505)
                                      --------                     --------
                                      --------                     --------








                             See accompanying notes.

                                RCIP, L.P.
                          STATEMENT OF CASH FLOWS

            FOR THE PERIOD APRIL 1, 1996 TO SEPTEMBER 30, 1996
                                (UNAUDITED)

Cash Flows From Operating Activities:
 Net loss                                                $ (18,505)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization                             18,368
  Changes in operating assets and liabilities:
    Prepaid expenses and other assets                     (209,039)
    Accounts payable, accrued expenses, and other
    liabilities                                            209,176
                                                         ---------
      Net cash provided by operating activities                  0
                                                         ---------

Net Change In Cash and Cash Equivalents                          0
Cash and Cash Equivalents at Beginning of Period               110
                                                         ---------
Cash and Cash Equivalents at End of Period               $     110
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

     RCIP, L.P. was formed for the purpose of engaging in any activity serving the business interest of ROC. RCIP, L.P. was organized as a first step to reorganize ROC's business in the UPREIT format. ROC has delayed the completion of such reorganization, which will involve the contribution by ROC of substantially all of its assets or beneficial interest therein, subject to liabilities, to RCIP, L.P. in view of the proposed merger with Chateau Properties, Inc., a Maryland corporation, which is already organized as an UPREIT. RCIP, L.P. has not commenced operations, and holds nominal organizational assets and liabilities.

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

2.   DUE TO ROC COMMUNITIES, INC.

     ROC has funded the organization costs of RCIP, L.P. in the amount of $209,176. The funding will be repaid to ROC when RCIP, L.P. commences operations.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

RCIP, L.P. was organized on December 20, 1995 as a limited partnership in the State of Delaware. The sole general partner of RCIP, L.P. is ROC Communities, Inc., a Maryland corporation ("ROC"). The sole limited partner is ROCF, Inc., a wholly-owned subsidiary of ROC. RCIP, L.P. was formed for the purpose of engaging in any activity serving the business interest of ROC. RCIP, L.P. was organized as a first step to reorganize ROC's business in the UPREIT format.
ROC has delayed the completion of such reorganization, which will involve the contribution by ROC of substantially all of its assets or beneficial interest therein, subject to liabilities, to RCIP, L.P. in view of the proposed merger with Chateau Properties, Inc., a Maryland corporation, which is already organized as an UPREIT. RCIP, L.P. has not commenced operations, and holds nominal organizational assets and liabilities. There are no comparative results of RCIP, L.P. ROC has funded the organization costs of RCIP, L.P. in the amount of $209,176. The funding will be repaid to ROC when RCIP, L.P. commences operations.

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

RCIP, L.P.
(Registrant)

By: ROC Communities, Inc., its general partner






By: /s/ Gary P. McDaniel
    ----------------------------
Gary P. McDaniel
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 1996